Form 10QSB
period 2003-06-30
CRV MANAGEMENT INC
filed 2003-08-14
CIK 1219948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50293

                                 CRV Management Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               98-0393806
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                1 Harbour Place, POint Moody, British Columbia V3H 4J7
                    (Address of Principal Executive Offices)

                                 (604) 763-6245
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 2,000,000 shares of common stock outstanding, $0.0001 par value.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (November 8, 2002) and three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                               CRV MANAGEMENT INC.


                              FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2003




CRV Management Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                 Page #



                  Balance Sheet                                      1


                  Statement of Operations and Retained Deficit       2


                  Statement of Stockholders Equity                   3


                  Cash Flow Statement                                4


                  Notes to the Financial Statements                  5-7

                               CRV MANAGEMENT INC.


                              FINANCIAL STATEMENTS







                               AS OF JUNE 30, 2003






CRV MANAGEMENT INC.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                      Page #



         Balance Sheet                                                         1


         Statement of Operations and Retained Deficit                          2


         Statement of Stockholders Equity                                      3


         Cash Flow Statement                                                   4


         Notes to the Financial Statements                                   5-7


                               CRV MANAGEMENT INC.
                                  BALANCE SHEET
                    As of June 30, 2003 and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                   June 30, 2003          December 31, 2002

  Cash                                            $         0               $         0
                                                  -----------               -----------

                      TOTAL ASSETS                $         0               $         0
                                                  ===========               ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accrued expenses                             $       850               $       500
                                                  -----------               -----------


                      TOTAL LIABILITIES                   850                       500
                                                  -----------               -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    50,000,000 shares authorized;
    2,000,000 issued and outstanding                      200                       200

  Additional paid in capital                                0                         0

  Preferred Stock - Par value $0.0001;
    10,000,000 shares authorized;
    none issued and outstanding                             0                         0

  Accumulated Deficit                                 (1,050)                     (700)
                                                  -----------                ----------

  Total stockholders' equity                            (850)                     (500)
                                                  -----------                ----------

      TOTAL LIABILITIES AND EQUITY                $         0               $         0
                                                  ===========               ===========




   The accompanying notes are an integral part of these financial statements.


                               CRV MANAGEMENT INC.
                             STATEMENT OF OPERATIONS
                  For the three months ended June 30, 2003, and
            from inception (November 8, 2002) through March 31, 2003



                                                  Three Months           From Inception
                                                 June 30, 2003           To June 30, 2003

REVENUE                    Sales                   $        0               $         0

                           Cost of sales                    0                         0
                                                   ----------               -----------

     GROSS PROFIT                                           0                         0

     GENERAL AND ADMINISTRATIVE EXPENSES                  350                     1,050
                                                   ----------               -----------

     NET LOSS                                           (350)                   (1,050)

     ACCUMULATED DEFICIT, BEGINNING BALANCE             (700)                         0
                                                   ----------               -----------

     ACCUMULATED DEFICIT, ENDING BALANCE           $  (1,050)               $   (1,050)
                                                   ==========               ===========


NET EARNINGS PER SHARE

      Basic and Diluted net loss per share    (Less than .01)

      Basic and Diluted Weighted Average
      Number of Common Shares Outstanding           2,000,000




   The accompanying notes are an integral part of these financial statements.

                               CRV MANAGEMENT INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended June 30, 2003




                                                  Three Months
                                                 June 30, 2003

REVENUE                    Sales                   $        0

                           Cost of sales                    0
                                                   ----------


     GROSS PROFIT                                           0

     GENERAL AND ADMINISTRATIVE EXPENSES                  250
                                                   ----------

     NET LOSS                                           (250)



   The accompanying notes are an integral part of these financial statements.


                               CRV MANAGEMENT INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (November 8, 2002)through June 30, 2003


                               SHARES          COMMON STOCK    ACCUMULATED DEFICIT        TOTAL
                           -------------      -------------     -----------------      ------------
Common stock issued
 for cash                     2,000,000         $       200        $           0        $      200

Net loss                                                                    (700)             (700)
                           -------------       -------------      ---------------      ------------

Total at December 31, 2002    2,000,000                 200                 (700)             (500)

Net loss                                                                    (350)             (350)
                           -------------       -------------      ---------------      ------------

Total at June 30, 2003        2,000,000                 200               (1,050)             (850)
                           =============       =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.



                             STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2003, and
            from inception (November 8, 2002) through June 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES             June 30, 2003            From Inception
        Net income (loss)                          $    (350)                $  (1,050)

            Increases (Decrease) in accrued expenses      350                       850
                                                   ----------                ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                 (0)                     (200)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                0                         0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock              0                       200
                                                    ---------                 ---------

NET CASH PROVIDED OR (USED) IN FINANCING ACTIVITIES         0                       200

CASH RECONCILIATION

        Net increase (decrease) in cash                     0                         0
        Beginning cash balance                              0                         0
                                                    ---------                 ---------

CASH BALANCE                                       $        0                $        0
                                                    =========                 =========



   The accompanying notes are an integral part of these financial statements.

                               CRV MANAGEMENT INC.


1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - CRV MANAGEMENT INC. (The Company), a Company incorporated in the
--------
state of Delaware as of November 8, 2002, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:
     --------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
     ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
     ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:
     --------------------------

The Company has no agreements at this time.

8.   Stockholders' Equity:
     --------------------

Common Stock includes 50,000,000 shares authorized at a par value of $0.0001, of which 2,000,000 have been issued for the amount of $200. The Company has also authorized 10,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no cash amounts for federal income taxes and interest.

10.  Earnings Per Share:
     ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation
--------------------

The Company did not have any operating income from inception (November 8, 2002) through June 30, 2003. From inception, the registrant recognized a net loss of $1,050. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

The Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRV MANAGEMENT, INC.

Date:   August 14, 2003                 /s/  Kent MacKay
                                        --------------------------------
                                        Kent MacKay
                                        President, Secretary and Director


--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Kent MacKay, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CRV MANAGEMENT INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 14, 2003
                                        /s/ Kent MacKay
                                        --------------------------
                                        Kent MacKay
                                        Principal Executive Officer and
                                        Principal Financial Officer