Form 10QSB
period 2003-09-30
WESTERN HEMISPHERE INVESTMENTS CORP
filed 2003-11-14
CIK 1219948

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50293

                   WESTERN HEMISPHERE INVESTMENTS CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               98-0393806
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                 P.O. BOX 1004
                            SPRING BRANCH, TX 70870
                    (Address of Principal Executive Offices)


                                  210-669-3757
                           (Issuer's telephone number)

                               CRV MANAGEMENT INC.
             1 Harbour Place, Point Moody, British Columbia V3H 4J7
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of October 21, 2003.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


ITEM 1. FINANCIAL STATEMENTS
----------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB filed with the Commission on May 23, 2003.

                               CRV MANAGEMENT INC.


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2003




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


                               CRV MANAGEMENT INC.
                                  BALANCE SHEET
                 As of September 30, 2003 and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                       September 30, 2003   December 31, 2002

  Cash                                                      $     0        $     0
                                                            -------        -------




                      TOTAL ASSETS                          $     0        $     0
                                                            =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

     Accrued expenses                                       $ 1,100        $   500
                                                            -------        -------


                      TOTAL LIABILITIES                       1,100            500
                                                            -------        -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    50,000,000 shares authorized;
    2,000,000 issued and outstanding                            200            200

  Additional paid in capital                                      0              0

  Preferred Stock - Par value $0.0001;
    10,000,000 shares authorized;
    none issued and outstanding                                   0              0

  Accumulated Deficit                                        (1,300)          (700)
                                                            -------        -------

  Total stockholders' equity                                 (1,100)          (500)
                                                            -------        -------


                      TOTAL LIABILITIES AND EQUITY          $     0        $     0






   The accompanying notes are an integral part of these financial statements.


                               CRV MANAGEMENT INC.
                             STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 2003,
        and from inception (November 8, 2002) through September 30, 2003



                                                   Nine Months      From Inception
                                                  Sep. 30, 2003    To Sep. 30, 2003

REVENUE                    Sales                  $         0        $         0

                           Cost of sales                    0                  0
                                                  -----------        -----------

     GROSS PROFIT                                           0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  600              1,300
                                                  -----------        -----------

     NET LOSS                                            (600)            (1,300)

     ACCUMULATED DEFICIT, BEGINNING BALANCE              (700)                 0
                                                  -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (1,300)       $    (1,300)
                                                  ===========        ===========


NET EARNINGS PER SHARE

      Basic and Diluted net loss per share     (Less than .01)

      Basic and Diluted Weighted Average
      Number of Common Shares Outstanding           2,000,000




   The accompanying notes are an integral part of these financial statements.



                               CRV MANAGEMENT INC.
                             STATEMENT OF OPERATIONS
                  For the three months ended September 30, 2003




                                                                       Three Months
                                                                    September 30, 2003

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


                               CRV MANAGEMENT INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (November 8, 2002)through June 30, 2003


                               SHARES          COMMON STOCK    ACCUMULATED DEFICIT        TOTAL
                           -------------      -------------     -----------------      ------------
Common stock issued
 for cash                     2,000,000         $       200        $           0        $      200

Net loss                                                                    (700)             (700)
                           -------------       -------------      ---------------      ------------

Total at December 31, 2002    2,000,000                 200                 (700)             (500)

Net loss                                                                    (600)             (600)
                           -------------       -------------      ---------------      ------------

Total at June 30, 2003        2,000,000                 200               (1,300)           (1,100)
                           =============       =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.


                               CRV MANAGEMENT INC.
                             STATEMENT OF CASH FLOWS
                For the nine months ended September 31, 2003, and
          from inception (November 8, 2002) through September 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                             Sep. 31, 2003  From Inception
        Net income (loss)                                            $  (600)       $(1,300)

        Increases (Decrease) in accrued expenses                         600          1,100
                                                                     -------        -------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                             (0)          (200)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                               0              0


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                             0            200
                                                                     -------        -------

NET CASH PROVIDED OR (USED) IN FINANCING ACTIVITIES                        0            200

CASH RECONCILIATION

        Net increase (decrease) in cash                                    0              0
        Beginning cash balance                                             0              0
                                                                     -------        -------

CASH BALANCE                                                         $     0        $     0
                                                                     =======        =======



   The accompanying notes are an integral part of these financial statements.

                               CRV MANAGEMENT INC.

                         NOTES TO FINANCIAL STATEMENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (November 8, 2002) through June 30, 2003. From inception, the registrant recognized a net loss of $1,300. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

The Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded within the time periods specified in the Sec's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

On October 22, 2003, the holders of 2,000,000 shares of the Registrant's outstanding common stock consented to the change of name of the Company to Western Hemisphere Investments Corporation.

ITEM 5. OTHER INFORMATION.
-------------------------

On August 25, 2003 there was a change of control of registrant. Gary Ted Ballard acquired 2,000,000 shares of registrant's outstanding common stock from registrant's existing shareholders, representing 100% of registrant's outstanding common stock from personal funds. Mr. Ballard was elected as President and director and Kent MacKay, previously President and director, resigned.

On October 22, 2003, registrant amended its Articles of Incorporation to change the name to Western Hemisphere Investments Corporation.

Item 6. Exhibits and Reports of Form 8-K.

     (a)       Exhibits

      3.1      Certification of Amendment to Certificate of Incorporation
     31.1      Certification of CEO pursuant to Section 302 of
               Sarbanes Oxley Act of 2002.
     31.2      Certification of CFO pursuant to Section 302 of
               Sarbanes Oxley Act of 2002.
     32.1      Certification of CEO pursuant to Section 906 of
               Sarbanes Oxley Act of 2002.
     32.1      Certification of CFO pursuant to Section 906 of
               Sarbanes Oxley Act of 2002.

     (b)       Reports of Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTERN HEMISPHERE INVESTMENTS CORPORATION

Date:   November 14, 2003            /s/  Gary Ted Ballard
                                     --------------------------------
                                     Gary Ted Ballard
                                     Chief Executive Officer and
                                     Chief Financial Officer